Form 10QSB
period 1995-09-30
FIRST CITIZENS BANCSTOCK INC
filed 1995-11-14
CIK 826328

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended SEPTEMBER 30, 1995

                                or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ______________ to
        _____________

                      Commission file number 1-12324


                      FIRST CITIZENS BANCSTOCK, INC.
________________________________________________________________________

   (Exact name of small business issuer as specified in its charter)


                 LOUISIANA                       72-1109730
    __________________________________  ___________________________
      (State or other jurisdiction of       (I. R. S. Employer
      incorporation or organization)        Identification No.)

                           1100 BRASHEAR AVENUE
                      MORGAN CITY, LOUISIANA 70380
                  (Address of principal executive offices)


                               (504)385-0330
________________________________________________________________________

                        (Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X          No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

COMMON STOCK, $1 PAR VALUE--1,266,219 SHARES AS OF NOVEMBER 13, 1995

 Transitional Small Business Disclosure Format (check one)

                        Yes_______  No         X


                    THIS REPORT CONSISTS OF ______ PAGES.
                     EXHIBIT INDEX BEGINS ON PAGE 18.

                               INDEX


             FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheet - September 30, 1995. . . . . . . . .  3

  Consolidated Statements of Income - Three and nine month
      periods ended September 30, 1995 and 1994. . . . . . . . . .  4

  Consolidated Statements of Cash Flows - Nine months ended
      September 30, 1995 and 1994. . . . . . . . . . . . . . . . .  5

  Notes to Consolidated Financial Statements - September 30,
      1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . 10


PART II - OTHER INFORMATION

Item 5. Other Information . . . . . . . . . . . . . . . . . . . .  15

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                     PART I --  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

     FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEET    (Unaudited)


                                              SEPTEMBER 30, 1995
                                               _________________
                                                (000's omitted)
ASSETS
  Cash and due from banks                        $   7,179
  Interest-bearing deposits in other banks             150
  Available-for-sale securities                     65,703
  Held-to-maturity securities (estimated
      fair value of $9,677,000)                      9,439
  Federal funds sold                                11,602

  Loans                                            141,660
      Less:  Unearned income                        (2,723)
      Less:  Reserve for possible loan losses       (2,026)
                                                   ________

                                                   136,911

  Bank premises and equipment                        6,301
  Other real estate                                    168
  Accrued interest receivable and other assets       2,092
     TOTAL ASSETS                                 $239,545
                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Demand, noninterest-bearing                  $38,026
      Interest-bearing time and savings            173,669
                 TOTAL DEPOSITS                    211,695

  Accrued expenses and other liabilities             1,883
                                                   _______
          TOTAL LIABILITIES                        213,578

Shareholders' Equity:
    Common stock, par value $1 per share-
        10,000,000 shares authorized; 1,307,529
        issued                                       1,308
    Additional paid-in capital                       4,010
    Retained earnings                               20,804
    Net unrealized gains on
      available-for-sale securities                     88
    Treasury stock - 41,310 shares, at cost           (243)
                                                    ______
     TOTAL SHAREHOLDERS' EQUITY                     25,967

     TOTAL LIABILITIES
        AND SHAREHOLDERS' EQUITY                  $239,545
                                                  ========

See notes to consolidated financial statements

FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME   (Unaudited)

                                             THREE MONTHS ENDED          NINE
MONTHS ENDED
                                                SEPTEMBER 30,
SEPTEMBER 30,
                                             1995            1994        1995
      1994
                                             ____________________
________________
                                                             (000's omitted)
                                                        (Except per share
amounts)
INTEREST INCOME:
  Loans                                      $3,555         $3,085
$10,208      $8,701
  Interest-bearing deposits                       3             15
9          73
  Federal funds sold                            148             93
266         293
  Securities:
    Taxable                                   1,060          1,052
3,361       3,141
    Tax-exempt                                  101            111
299         312
                                              _____          _____
______      ______
       TOTAL INTEREST INCOME                  4,867          4,356
14,143      12,520

INTEREST EXPENSE:
  Deposits                                    1,890          1,465
5,225       4,132
  Other                                          --             --
12          --
                                              _____          _____
______      ______
       TOTAL INTEREST EXPENSE                 1,890          1,465
5,237       4,132
                                              _____          _____
______      ______

       NET INTEREST INCOME                    2,977          2,891
8,906       8,388

Provision for possible loan losses              100             60
250         135
                                              _____          _____
______      ______

       NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES               2,877          2,831
8,656       8,253

OTHER INCOME:
  Service charges on deposit accounts           316            301
934         863
  Other service charges and fees                112             95
315         302
  Other operating income                         53             98
180         223
                                              _____          _____
______      ______
                                                481            494
1,429       1,388
OTHER EXPENSE:
  Salaries and employee benefits              1,042          1,016
3,135       3,009
  Occupancy expense                             121             97
301         306
  Equipment expense                             151            133
438         405
  Other operating expense                       678            736
2,263       2,259
                                              _____          _____
______      ______
                                              1,992          1,982
6,137       5,979
                                              _____          _____
______      ______
  INCOME BEFORE INCOME TAXES                  1,366         1,343
3,948       3,662

  Income taxes                                  442           425
1,240       1,130
                                              _____         _____
______      ______

       NET INCOME                             $ 924         $ 918
$2,708      $2,532

*Net income per share:

  Earnings per common and common
      equivalent shares                       $ .70         $ .72
$2.09      $ 2.00

  Earnings per common share,
      assuming full dilution                  $ .69         $ .72
$2.02      $ 2.00
__________________________________

*Prior year amounts have been adjusted to reflect the 10% stock dividend paid in October 1994.

See notes to consolidated financial statements

FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                   1995            1994
                                                    ____________________
                                                       (000's omitted)

NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 4,507       $2,735

INVESTING ACTIVITIES

  Proceeds from repayments of held-to-
      maturity securities                           4,965        1,772
  Proceeds from repayments of available-for-
      sale securities                               5,688       20,086
  Purchases of held-to-maturity securities         (1,435)      (9,219)
  Purchases of available-for-sale securities            -       (9,576)
  Net (increase) in loans                         (13,078)     (16,159)
  Proceeds from sale of other real estate              80           65
  Purchase of bank premises and equipment            (666)        (771)
                                                   ______       ______
             NET CASH (USED IN)
             INVESTING ACTIVITIES                  (4,446)     (13,802)

FINANCING ACTIVITIES

  Net increase (decrease) in demand                (7,334)        242
    and savings deposits
  Net increase in time deposits                    16,715       1,344
  Cash dividends paid                                (494)       (345)
                                                   ______      ______
             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                   8,887       1,241
                                                   ______      ______

             INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                   8,948      (9,826)

Cash and cash equivalents at beginning of period    9,983      21,812
                                                   ______      ______
             CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                     $18,931     $11,986
                                                  =======     =======

See notes to consolidated financial statements

FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE B--SECURITIES

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As permitted under SFAS No. 115, the Company elected to adopt the provisions of the new standard as of December 31, 1993.

The cost and fair values of available-for-sale securities and held-to-maturity securities were as follows at September 30, 1995:
                                         Available-For-Sale Securities
                                ____________________________________________
                                             Gross        Gross      Estima-
                                           Unrealized   Unrealized  ted Fair
                                Cost         Gains        Losses      Value
                                ____________________________________________
                                                 (000's omitted)

U. S. Treasury securities      $ 5,040      $     6      $   (29)    $ 5,017
U. S. Government agencies
  and corporation obligations   34,861          218         (393)     34,686
Mortgage-backed securities      24,719          346          (13)     25,052
Equity securities                  948            -            -         948
                               _______      _______      _______     _______
                               $65,568      $   570      $  (435)    $65,703
                               =======      =======      =======     =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)--(Continued)


NOTE B  (Continued)

                                         Held-to-Maturity Securities
                                ____________________________________________
                                             Gross         Gross     Estima-
                                          Unrealized    Unrealized  ted Fair
                                  Cost      Gains         Losses      Value
                                ____________________________________________
                                                 (000's omitted)

U. S. Treasury securities       $ 2,009      $     -      $    (2)    $ 2,007
U. S. Government agencies
    and corporation obligations     509            -            -         509
Obligations of states and
    political subdivisions      $ 6,921      $  242       $    (2)    $ 7,161
                                _______     _______       _______     _______
                                $ 9,439      $  242       $    (4)    $ 9,677
                                =======     =======       =======     =======

Total of securities pledged to secure
    Public Fund deposits.                              $21,418
                                                       =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) -- Continued

NOTES C--LOANS AND LEASE FINANCING RECEIVABLES

The loan portfolio consisted of the following:

                                                   SEPTEMBER 30, 1995
                                                   _________________
                                                    (000's omitted)
Loans secured by real estate:
  a. Construction and land development                  $  6,990
  b. Secured by 1-4 family residential property           25,353
  c. Secured by multifamily residential property           6,329
  d. Secured by nonfarm nonresidential property           37,994
Commercial and industrial loans:
     To U. S. Addresses (domicile)                        36,226
Loans to individuals for household, family, and
     other personal expenditures:
  a. Credit cards and related plans                        1,454
  b. Other (includes single pay & installment)             6,252
Obligations (other than securities and leases) of
     states and political subdivisions in the U. S.          504
Other loans:
  a. Loans for purchasing or carrying securities              11
  b. All other loans                                       5,353
Lease financing receivables (net of unearned income)      12,908
LESS:  Any unearned income on loans reflected above          437
                                                        ________

Total loans and leases, net of unearned income          $138,937
                                                        ========

Commercial paper included above                         $    -0-
                                                        ========
NOTE D--COMMITMENTS AND CONTINGENCIES

  Commercial and similar letters of credit              $    165
                                                        ========

NOTE E--OTHER REAL ESTATE

Other Real Estate is property which has been foreclosed on and is carried on the books of the Company at the lower of its appraised value or the remaining balance of the loan it secured, as adjusted annually, if necessary, based on current appraisals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) -- Continued

NOTE F -- CHARGE-OFFS AND RECOVERIES; CHANGE IN
ALLOWANCE FOR LOSSES

            PART I

      CHARGE-OFFS AND RECOVERIES
          BY TYPE OF LOAN

                                                  Nine Months Ended
                                                 SEPTEMBER 30, 1995
                                               CHARGE-OFF   RECOVERIES
                                               __________  _____________
                                                    (000's omitted)

     Real estate - mortgages                     $ 19          $23
     Commercial and industrial                     42           12
     Credit card and related plans                 38            1
     Installment loans to individuals              51           43
     Lease financing receivables                  110           38
                                                 ____         ____
     Total                                       $260         $117
                                                 ====         ====

          PART II

     CHANGE IN ALLOWANCE FOR
       POSSIBLE LOAN LOSSES

                                                  Nine Months Ended
                                                 SEPTEMBER 30, 1995
                                                  __________________
                                                   (000's omitted)

     Balance end of previous calendar year              $1,919
     Recoveries                                            117
     LESS:  Charge-offs                                    260
     Provision for loan and lease losses                   250
                                                        ______
     Balance end of current period                      $2,026
                                                        ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) -- Continued

NOTE G -- EARNINGS PER SHARE

Weighted average shares outstanding are calculated using the treasury stock method.

The decrease in earnings for the period ended September 30, 1995 from the same period in the prior year is due to the dilutive effect of stock options of the Company's 1993 Stock Option Plan caused by the increase in the Company's stock price in the third quarter of 1995. No such diliution occurred in the prior year.


NOTE H -- PROPOSED MERGER

As discussed in Item 5 of Part II, the Company and the Bank entered into the Merger Agreement, upon the consummation of which the Company and the Bank would be merged into Whitney Holding
Corporation and Whitney National Bank, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. The objective of liquidity management is to meet the cash flow requirements of customers and of the Company. Customer requirements for funds include depositors who desire to withdraw funds, as well as borrowers who need assurance that sufficient funds will be available to meet their credit requirements. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Company closely monitors liquidity and seeks to invest excess funds to increase the profitability of the Company. The target range for the Company's liquidity ratio as determined by management is 8% or better. The liquidity ratio is calculated by dividing the Company's estimated decline in liabilities (deposits) by its liquid assets (cash and unpledged investments less estimated future loan fundings). The liquidity ratio was 10.2% at September 30, 1995, down from 11.0% at June 30, 1995, and 15.0% at December 31, 1994, all being higher than the Company's target level, thus reducing profitability slightly.

Management regularly monitors the investment securities market in order to secure the best possible investments for the portfolio which will generate an acceptable spread over the prices paid for purchased liabilities (interest bearing deposits). The Company carefully monitors the pricing of its liabilities in order to help maintain this spread. The Company's investments in mortgage-backed securities have affected the Company's liquidity to the extent that scheduled maturities on these

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS   (Continued)


securities tend to be long-term, yet principal prepayments may result in significantly shorter actual maturities. The Company monitors the actual maturities of its investments in mortgage-backed securities in order to minimize the effects on the Company's overall liquidity.

Average net loan balances, which generate the primary source of profitability for the Company, increased approximately 12% in 1994 and approximately 5% in the third quarter of 1995 as compared to 9% for the first six months of 1995. The increase in 1994 was primarily due to an increase in mortgage loans generated through the New
Orleans loan office and the Baton Rouge branches. Management expects that the loan portfolio will continue to grow at a gradual pace with the increase in loans to be funded by reductions in investment securities and deposit growth.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than passbook savings accounts. The Company has an asset and liability management policy designed to provide a proper balance between interest rate sensitive assets and liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

The cumulative excess as of September 30, 1995, of interest-earning assets over interest-bearing liabilities for the time periods of 0-90 days and 90 days to one year were $43,128,000, or 18.0% and $17,628,000 or 7.4%, respectively, of earning assets as compared to $35,842,000 or 16.5% and $17,248,000 or 7.9%, respectively, at June
30, 1995 and $34,300,000 or 16.2% and $12,321,000 or 5.8%,
respectively, at December 31, 1994. The cumulative gap continues to reflect the Company's sentiment that rates will increase in the upcoming periods. Although there can be no certainty that this will be the case, the Company believes that this sentiment is also shared by many of its depositors who limit their reinvestments of maturing deposits to the short-term, frequently one year or less. The primary interest-sensitive assets and liabilities in the maturity range of one year or less are commercial, real estate and consumer loans, available-for-sale securities and time deposits. This trend toward shorter-term time deposits has necessitated shorter-term securities in the Company's portfolio. Management did not use derivative financial instruments to adjust the Company's risk level to interest rate changes during 1994 or the first three quarters of 1995 nor does management presently anticipate entering into any derivative financial instruments in the near term.

CAPITAL RESOURCES

At September 30, 1995, the Company's shareholders' equity totaled $25,967,000, an increase of 3.4% from $25,098,000 at June 30, 1995 and 16.0% from $22,378,000 at December 31, 1994. This increase is due entirely to internally-generated earnings and the change in the net unrealized loss on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS   (Continued)


available-for-sale securities of $1,375,000 from a loss of $1,287,000 at December 31, 1994 to a gain of $88,000 at September 30, 1995. Total dividends declared during the quarter ended September 30, 1995 were $190,000 while total dividends declared during the quarter ended September 30, 1994 were $115,000. Total dividends declared for the nine months ended September 30, 1995 were $494,000 while total dividends declared for the nine months ended September 30, 1994 were $345,000. The dividend payout ratios (dividends paid divided by net income) were 20.5% and 12.5% for the quarters ended September 30, 1995 and 1994, respectively, and 18.2% and 13.6% for the nine months ended September 30, 1995 and 1994, respectively.

On September 28, 1995, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Whitney Holding Corporation and Whitney National Bank, pursuant to which the Company and the Bank would merge into Whitney and Whitney
National Bank, respectively. Consequently, the Company has no present plans for expansion through acquisition of other financial institutions. In addition, with the exception of expenditures made of approximately $250,000 for the opening of a new branch facility on Millerville Road in a Super Kmart in Baton Rouge, Louisiana on
June 30, 1995 and approximately $200,000 which will be spent on new computer equipment at various locations, the Company has no other commitments for significant capital expenditures. The Company expects to be able to fund budgeted capital expenditures from current resources while maintaining capital within regulatory constraints. The Federal Reserve Board's current minimum capital requirement is 5% for leverage capital. The Company's capital ratios of 10.8% at both September 30, 1995 and June 30, 1995, and 9.9% at December 31, 1994 were above the minimum regulatory requirements.

Under the current risk-based capital computations, risk distinctions are made among various items both on and off the Company's balance sheet by assigning risk weights to these items. The minimum risk-based capital level is 8%. The guidelines also require a Tier I capital ratio of at least 50% of total risk-based capital. The Company's risk-based capital ratios were as follows:

                     SEPTEMBER 30, 1995        DECEMBER 31, 1994
                     __________________        _________________

Tier I                      18.5%                    18.2%
Tier II                      1.2%                     1.2%
                            ____                     ____
Total                       19.7%                    19.4%
                            ====                     ====

The aggregate increase in these capital ratios in 1995 was due to internally generated earnings less dividends declared. Both ratios shown do not include the unrealized gain/loss on available-for-sale securities in accordance with current limitations established by the regulators.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS   (Continued)


FINANCIAL CONDITION

The Company's loan demand began showing signs of improvement during 1994 and this improvement has continued into the third quarter of 1995. The increase in loans of $13,078,000 for the period ending September 30, 1995 from the year ended December 31, 1994 has been primarily in the area of real estate loans which increased approximately $8,976,000 and lease financing receivables which increased approximately $3,799,000. Commercial and industrial loans increased some $789,000 while loans to individuals and other loans decreased by some $486,000 during this same period.

The principal amount of loans classified as delinquent have increased $881,000 (64.4%) from December 31, 1994 levels. Non-accrual loans increased $224,000 (109.2%) during this same period. These trends reflect that there are still some problems which are inherent in the Bank's loan portfolio.

At September 30, 1995, the reserve for possible loan losses was $2,026,000 which was up $107,000 from the year ended December 31, 1994. This amount is based on the Company's evaluation of its collateral position in its loans in light of economic conditions in the area. Other real estate at September 30, 1995 was down $15,000 from $183,000 at December 31, 1994. These amounts consist of properties on which the Bank foreclosed.

Earning assets increased $8,340,000 (3.8%) at September 30, 1995 from the quarter ended June 30, 1995 and increased $13,073,000 (6.2%) from the year ended December 31, 1994. This increase was primarily in the area of loans which increased approximately $13,078,000 along with an increase in federal funds sold of approximately $9,377,000 while both securities and interest-bearing balances in other banks declined by approximately $9,158,000 and $224,000 respectively.

Total assets at September 30, 1995 increased $7,848,000 (3.4%) from the quarter ended June 30, 1995 and $13,794,000 (6.1%) from the year ended December 31, 1994, primarily in the area of earning assets which increased by $13,073,000 while all other assets increased some $721,000. Total deposits increased during this nine month period by $9,381,000 with time deposits increasing by $16,715,000 and demand and savings deposits decreasing by $7,334,000.

RESULTS OF OPERATIONS

The Company's net interest margin for the period ended September 30, 1995 increased $518,000 (6.2%) from the period ended September 30, 1994. Net income during this same period increased by $176,000
(7.0%). The increase in interest paid on interest-bearing liabilities of $1,105,000 was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS  (Continued)

more than offset by an increase of $1,623,000 in interest earned on all interest-earning assets from the same nine month period of a year ago.

The increase in net income of $176,000 for the period ended September 30, 1995 from the period ended September 30, 1994 is attributable to several factors. The increase in the net interest margin of $518,000 and the increase in other income of $41,000 were partially offset by increases in the provision for possible loan losses of $115,000, other expenses of $158,000 and the provision for income taxes of $110,000.

Interest and fees on loans increased $1,507,000 (17.3%) for the period ended September 30, 1995 from the period ended September 30, 1994. This increase was primarily due to the increase in total loans during this period. The average interest yields on loans at September 30, 1995 were 10.0% and at September 30, 1994 were 9.6%.

The provision for possible loan losses which is charged to operations is based on the growth or decline in the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of portfolio risk and other economic factors.

The provision for possible loan losses for the nine months ended September 30, 1995 increased $115,000 (85.1%) from the period ended September 30, 1994. This increase reflects management's evaluation of the loan portfolio and its belief that economic conditions prevailing in the Company's market area will generally continue to be represented by gradual improvement.

Other income for the period ended September 30, 1995 increased $41,000 (3.0%) from the period ended September 30, 1994. Increases in service charges and fees assessed on deposit accounts amounted to $71,000 (8.2%) while all other income decreased by some $30,000 (5.7%) for the same period a year ago.

Other expenses for the period ended September 30, 1995 increased $158,000 (2.6%) from the period ended September 30, 1994. Salary and benefits increased by $126,000 while occupancy and equipment expense increased some $28,000 along with an increase of other expense of $4,000. Income tax expense increased $110,000 during this period.

ECONOMIC OUTLOOK

The immediate and short-term outlook for the local economy is for gradual improvement. There is an ongoing movement locally to diversify the economic base of this area which, for many years, was primarily dependent on the oil and gas industry. This is evidenced by construction activity, mainly at local shipyards and fabrication companies. Construction activity at these locations should continue and these companies are constantly seeking new contracts for work beyond existing commitments some of which are oil and gas related.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On September 28, 1995, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Whitney Holding Corporation ("Whitney"), Whitney Acquisition Corporation ("Acquisition") and Whitney National Bank ("Whitney Bank") pursuant to which the Company would merge with Acquisition and the Bank would merge with Whitney Bank. Upon the consummation of the mergers, each outstanding share of the Company's Common Stock
(other than shares held by dissenting shareholders, if any) would be converted into $49.95 in shares of Whitney Common Stock, subject to adjustment based on the average reported closing price of Whitney Common Stock during a 20-day period preceding the effective time of the mergers.

Consummation of the transaction is subject to satisfaction or waiver of certain conditions to closing specified in the Merger Agreement, including qualification of the transaction as a tax-free reorganization, Whitney's ability to account for the transaction as a pooling of interests, registration under the Securities Act of 1933 of the shares of Whitney Common Stock to be issued to the Company's shareholders, approval of the Company's shareholders, receipt of approval from bank regulatory agencies, and other customary conditions to closing.

Consummation of the transaction is currently anticipated to occur in the first quarter of 1996.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits


Exhibit
Number         Identification of Exhibit
_______        _________________________


2.1* Agreement and Plan of Merger dated September 28, 1995 by and among the Company, the Bank, Whitney, Acquisition and Whitney Bank (omitting the Schedule of Exceptions of the Company and the Bank, which will be provided upon the request of Commission in accordance with Item 601(b)(2) of Regulation S-B).


3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated November 28, 1994, Commission File No.
            33-86702)

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's
            Registration Statement on Form S-8 dated November
            28, 1994, Commission File No. 33-86702)


11*         Statement Re:  Computation of Earnings Per Share

99.1(a)* Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.


99.1(b)*    Amendment No. 1 dated April 15, 1991 to the
            Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.


99.1(c)*    Amendment No. 2 dated March 16, 1995 to the
            Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Bum, Jr.

      ____________________________

             *Filed herewith


            (b)     Reports on Form 8-K

On October 2, 1995, the Company filed a Current Report on Form 8-K to report the execution of the Merger Agreement discussed in Item 5 above. A copy of the Merger Agreement is filed as Exhibit 10.1 to this report.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST CITIZENS BANCSTOCK, INC.
                                           (Registrant)

November 13, 1995                 /s/ Milford L. Blum, Jr.
                                  ___________________________________
                                  Milford L. Blum, Jr.
                                  President & Chief Executive Officer


November 13, 1995                 /s/ Charles L. Roy
                                  ___________________________________
                                  Charles L. Roy
                                  Chief Financial Officer

                           EXHIBIT INDEX

Exhibit                                                                  Page
Number                   Description
Number
_______                  ___________
______

2.1* Agreement and Plan of Merger dated September 28, 1995 by and among the Company, the Bank, Whitney, Acquisition and Whitney Bank (omitting the Schedule of
          Exceptions of the Company and the Bank, which will be provided upon the request of Commission in accordance with Item 601(b)(2) of Regulation S-B)

3.1       Articles of Incorporation of the Company, as amended

          (incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-8 dated November 28,
          1994, Commission File No. 33-86702)

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration
          Statement on Form S-8 dated November 28, 1994,
          Commission File No. 33-86702)

11*       Statement Re:  Computation of  Earnings Per Share

99.1(a)* Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(b)*  Amendment  No. 1 dated April 15, 1991 to the
          Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(c)*  Amendment No. 2 dated March 16, 1995 to the
          Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

_______________________________

*Filed herewith