Form 10QSB/A
period 1995-09-30
FIRST CITIZENS BANCSTOCK INC
filed 1995-12-29
CIK 826328

United States
                     Securities and Exchange Commission
                         Washington, D.C. 20549

                            FORM 10-QSB/A
                           (Amendment No.  1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1995
                                                ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ______________to _____________

                          Commission file number 1-12324
                                                 -------

                            FIRST CITIZENS BANCSTOCK, INC.
______________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            LOUISIANA                                72-1109730
      __________________________________          ____________________
        (State or other jurisdiction of           (I. R. S. Employer
        incorporation or organization)             Identification No.)

                                1100 BRASHEAR AVENUE
                            MORGAN CITY, LOUISIANA 70380
                       (Address of principal executive offices)


                               (504)385-0330
______________________________________________________________________________
                           (Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X          No
                                    ------          --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     COMMON STOCK, $1 PAR VALUE--1,266,219 SHARES AS OF NOVEMBER 13, 1995

          Transitional Small Business Disclosure Format (check one)

                               Yes               No      X
                                     -------          --------

                        THIS REPORT CONSISTS OF 7 PAGES.
                         EXHIBIT INDEX BEGINS ON PAGE 5.

                                      INDEX


                  FIRST CITIZENS BANCSTOCK, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . 3

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . 5

PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits


Exhibit
Number            Identification of Exhibit
---------         -------------------------

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

27**              Financial Data Schedule

99.1(a)* Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(b)* Amendment No. 1 dated April 15, 1991 to the Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(c)* Amendment No. 2 dated March 16, 1995 to the Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

_____________________________________
* Previously filed in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

**   Filed herewith.


            (b)     Reports on Form 8-K

On October 2, 1995, the Company filed a Current Report on Form 8-K to report the execution of the Merger Agreement discussed in Item 5 above. A copy of the Merger Agreement was filed as Exhibit 2.1 to the Company's Form 10-QSB for the quarter ended September 30, 1995, as originally filed November 14, 1995, and incorporated by reference thereto.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST CITIZENS BANCSTOCK, INC.
                                               (Registrant)

December 29, 1995                     /s/  Milford L.  Blum, Jr.
                                      ------------------------------------
                                      Milford L. Blum, Jr.
                                      President & Chief Executive Officer


December 29, 1995                     /s/ Charles L.  Roy
                                      ------------------------------------
                                      Charles L. Roy
                                      Chief Financial Officer

                            EXHIBIT INDEX


Exhibit                                                                 Page
Number                   Description                                   Number
----------               ------------                                  ------

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

27**          Financial Data Schedule

99.1(a)* Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(b)*      Amendment  No. 1 dated April 15, 1991 to the
              Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

99.1(c)*      Amendment No. 2 dated March 16, 1995 to the
              Employment Agreement dated April 1, 1990 by and between the Bank and Milford L. Blum, Jr.

_______________________________
* Previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

**   Filed herewith